Form 10-K
STRUCTURED ASSET MORT INV II INC PRIME MORTGAGE TRUST 2003 2
filed 2004-03-31
CIK 1268661

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-106323-03


        PRIME Mortgage Trust
        Mortgage Pass-Through Certificates
        Series 2003-2

     (Exact name of registrant as specified in its charter)


   New York                                         54-2132864
                                                    54-2132865
                                                    54-2132866
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410)884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___




  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X




   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.





  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
  (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                     PART I

  Item 1.  Business.

            Omitted.


  Item 2.  Properties.

            See Item 15(a)), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.



  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.



                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class B-1                            3
             Class B-2                            3
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1
             Class I-A-1                          3
             Class I-A-10                         3
             Class I-A-11                         3
             Class I-A-2                          3
             Class I-A-3                          3
             Class I-A-4                          3
             Class I-A-5                          4
             Class I-A-6                          3
             Class I-A-7                          3
             Class I-A-8                          3
             Class I-A-9                          3
             Class II-A-1                         3
             Class II-A-2                         3
             Class II-IO                          3
             Class II-PO                          3
             Class I-PO                           3
             Class R-I                            1
             Class R-II                           1
             Class R-III                          1

             Total:                              64


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a)), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.




                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Countrywide Home Loans Inc., as Servicer <F1> b) EMC Mortgage Corp, as
       Servicer <F1> c) HSBC Bank, USA, as Servicer <F1> d) Sun Trust Mortgage
       Inc, as Servicer <F1> e) Union Federal Bank, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Countrywide Home Loans Inc., as Servicer <F1> b) EMC Mortgage Corp, as
       Servicer <F1> c) HSBC Bank, USA, as Servicer <F1> d) Sun Trust Mortgage
       Inc, as Servicer <F1> e) Union Federal Bank, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Countrywide Home Loans Inc., as Servicer <F1> b) EMC Mortgage Corp, as
       Servicer <F1> c) HSBC Bank, USA, as Servicer <F1> d) Sun Trust Mortgage
       Inc, as Servicer <F1> e) Union Federal Bank, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 14, 2003, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        On December 9, 2003 and January 9, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.







                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     PRIME Mortgage Trust
     Mortgage Pass-Through Certificates
     Series 2003-2
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Master Servicer


  By:     Brett Handelman, Vice President

  By: /s/ Brett Handelman, Vice President

  Dated: March 30, 2004





  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.




Exhibit Index

Exhibit No.


 Ex-31.1     Rule 13a-14(a)/15d-14(a) Certification


  I, Brett Handelman, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of PRIME Mortgage Trust Mortgage Pass-Through Certificates, Series
     2003-2 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Countrywide Home Loans Inc. as Servicer, EMC Mortgage Corp as Servicer, HSBC Bank, USA as Servicer, Sun Trust Mortgage Inc as Servicer, Union Federal Bank as Servicer.

     Date: March 30, 2004

     /s/ Brett Handelman
     Signature

     Vice President
     Title





Ex-99.1 (a)


Grant Thornton  (logo)

Accountants and Management Consultants

REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S
ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS
SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

Board of Directors
Countrywide Financial Corporation

We have examined management's assertion about Countrywide Financial Corporation and Subsidiaries' (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL") and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance With the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of
CHL) complied with the aforementioned minimum servicing standards as of and for the year ended December 31,2003 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.

/s/ Grant Thorton LLP

Los Angeles, California
February 27, 2004

Suite 300
1000 Wilshire Blvd.
Los Angeles, CA 90017 2464

T 213 627-1717
F 213 624-6793

W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International




Ex-99.1 (b)

(logo) Deloitte

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, NJ 08540
USA
Tel: +16095143600
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
EMC Mortgage Corporation

We have examined EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.) compliance with its established servicing standards described in the accompanying Management's Assertion, dated February 13, 2004, as of and for the year ended November 30, 2003. Management is responsible for compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

Our examination disclosed the following material noncompliance with the reconciliation of custodial bank accounts applicable to the Company during the year ended November 30, 2003. In two of the twenty-two custodial bank accounts selected for testing, the reconciliations included three items totaling approximately $258,000 that were older than ninety days.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended November 30, 2003, as set forth in Appendix I.



/s/ Deloite & Touche LLP
February 13,2004

Member of
Deloitte Touche Tohmatsu





Ex-99.1 (c)

(logo) KPMG

KPMG LLP
Suite 601
12 Fountain Plaza Buffalo. NY 14202

Independent Accountants' Report

The Board of Directors
HSBC Mortgage Corporation (USA):

We have examined management's assertion, included in the accompanying Management Assertion, that HSBC Mortgage Corporation (USA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.


February 2, 2004  Buffalo, New York

/s/ KPMG





KPMG LLP, a US limited liability partnership, is the US member firm of KPMG International. a Swiss cooperative




Ex-99.1 (d)

(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
1751 Pinnacle Drive
McLean VA 22102-3811
Telephone (703) 918 3000
Facsimile (703) 918 3100

Report of Independent Auditors


To the Board of Directors and Stockholder of SunTrust Mortgage, Inc. and Subsidiaries:



We have examined management's assertion about SunTrust Mortgage, Inc. and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ PriceWaterhouseCoopers LLP
PriceWaterhouseCoopers LLP
March 12, 2004





Ex-99.1 (e)


(logo) ERNST & YOUNG

Ernst & Young LLP
111 Monument Circle, Suite 2600
P.O. Box 44972 Indianapolis, Indiana 46204-2094
Phone: (317) 681-7000
Fax: (317) 681-7216




Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers



Report of Independent Accountants


The Board of Directors
Union Federal Bank of Indianapolis

We have examined management's assertion, included in the accompanying report titled Report of Management, that Union Federal Bank of Indianapolis and Subsidiaries (the Bank) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2003. Management is responsible for the Bank's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about the Bank's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examinjng, on a test basis, evidence about the Bank's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the specified minimum servicing standards.

In our opinion, management's assertion, that the Bank complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2003, is fairly stated, in all material respects.


/s/ Ernst & Young LLP
Ernst & Young LLP
February 26, 2004














A member Practice of Ernst & Young Global


















Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.




1



















Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.




2


















Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.











Ex-99.2 (a)


(logo) Countrywide

4500 Park Granada
Calabasas, California 91302
(818) 225-3000

February 27, 2004

Grant Thornton LLP
1000 Wilshire Boulevard
Suite 300
Los Angeles, CA 900 17

Gentlemen:

As of and for the year ended December 31. 2003, Countrywide Financial Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHI."), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period the Company had in effect a fidelity bond and errors and omissions policy in the amount of $215 million and $240 million respectively.

The Company investigated the matters noted in lhe Schedule of Findings and noted that due to significant increases in volume of activity and staff turn-over, these accounts were being handled by inexperienced staff members. The Company has since increased the number and quality of staff in this area through additional hiring and training. As a result, manngemcnt is not aware of any cuuent USAP violations related to these accounts.


Sincerely.

/s/ Thomas K. McLaughlin
Thomas K. McLaughlin
Senior Managing Director and
Chief Financial Officer

/s/ Kevin Meyers
Kevin Meyers
Managing Director Finance
Loan Administration


COUNTRYWIDE FINANCIAL CORPORATION
SCHEDULE OF FINDINGS - USAP
DECEMBER 31, 2003

Statement of Condition:





Ex-99.2 (b)

EMC (logo)
Mortgage Corporation


                             MANAGEMENT'S ASSERTION


As of and for the year ended November 30, 2003, EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies, Inc.), has complied, in all material respects, except as described in the following paragraph, with the Company's established minimum servicing standards for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

In two of the twenty-two custodial bank accounts selected for testing, the reconciliations included three items totaling approximately $258,000 that were older than ninety days. As of and for this same period, the Company had in effect a fidelity bond in the amount of $200,000,000 and $100,000,000 for the periods from December 1, 2002 to September 29, 2003 and from September 30, 2003 to November 30, 2003, respectively, and an errors and omissions policy in the amount of $10,000,000 and $15,000,000 for the periods from December 1, 2002 to February 24, 2003 and from February 25, 2003 to November 30, 2003, respectively.

/s/ Ralene Ruyle                                 2-13-04
Ralene Ruyle, President                          Date


/s/ Scott D. Samlin,                             2-13-04
Scott D. Samlin, Executive Vice President        Date


/s/ Dana Dillard                                 2-13-04
Dana Dillard, Senior Vice President              Date

Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200
Irving, Texas 75038
Mailing Address: P.O. Box 141358, Irving, Texas 75014-1358

MBA
Member
Mortgage Bankers
Association of America   (logo)



APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

     . be mathematically accurate;
     . be prepared within forty-five (45) calendar days after the cutoff date; . be reviewed and approved by someone other than the person who prepared the reconciliation; and
     . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgage within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGE LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shalagree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.



VI. DELINQUENCIES

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).



VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.






Ex-99.2 (c)

(logo) HSBC


Management Assertion

As of and for the year ended December 31, 2003, HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of$660,691,500 and $48,000,000, respectively.


/s/ David J. Hunter
David J. Hunter
President


/s/ Daniel B. Duggan
Daniel B. Duggan
SVP, Risk Management I


/S/ Gary P.  Zimmermann
Gary P.  Zimmermann
SVP, Mortgage Services



HSBC Mortgage Corporation (USA)
2929 Walden Avenue. Depew, NY 14004







Ex-99.2 (d)

SunTrust Mortgage, Inc.
901 Semmes A venue
Richmond, VA 23224

(Logo) SUNTRUST

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 12, 2004

As of and for the year ended December 31,2003, Sun Trust Mortgage, Inc. and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") (see
Exhibit II).

As of and for this same period, the Company had in effect a SunTrust Banks, Inc. fidelity bond and errors and omissions policy in the amount of$150 million and a SunTrust Banks, Inc mortgage errors and omissions policy in the amount of $25 million.



/s/ Robert S. Reynolds
Robert S. Reynolds
Executive Vice President & Chief Administrative Officer

/s/ Julee W. Andrews
Julee W. Andrews
Senior Vice President, Treasurer & Chief Financial Officer

/s/ Jack Purcell
Jack Purcell
Senior Vice President, Loan Administration



Exhibit II
USAP MINIMUM SERVICING STANDARDS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliation shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts, These reconciliations shall:

..be mathematically accurate;

..be prepared within forty-five (45) calendar days after the cutoff date;

..be Review and approved by someone other then the person who has prepared the

Reconciliation; and

..document explanations for reconciling items, these reconciling items shall be

Resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an Investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository' institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.






III. DISBURSEMENTS, continued


3. Tax and insurance payments shall be made on or bet ore the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment Was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checkS, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING


1. The servicing entity's investor reports shall agree with, or reconcile to, investor's records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. MORTGAGOR LOAN ACCOUNTING


1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).


VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect 01'1 the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





Ex-99.2 (e)






(logo) Union Federal Bank all your bank should be

Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of Union Federal Bank of Indianapolis and Subsidiaries (the Bank), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Banks Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Bank's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Bank complied, in all material respects, with the minimum servicing standards set forth in the USAP.

For the six month periods ended June 30, 2003 and December 31, 2003, the Bank had in effect a mortgage errors and omissions policy in the amount of $15,500,000 and $20,000.000, respectively. From January 1,2003 to December 30, 2003, the Bank had in effect a fidelity bond in the amount of $15,000,000. Effective December 31,2003 the Bank increased the amount of the fidelity bond to $20,000,000.


/s/ Alvin T. Stolen III
Alvin T. Stolen III
President and Chief Executive

/s/ Vincent J. Otto
Vincent J. Otto
Executive Vice President

February 26, 2004

Official Bank of the Indianapolis Colts.











Ex-99.3 (a)

(Logo) Countrywide
HOME LOANS

400 Countrywide Way, SV-44
Simi Valley, California 93065-6298

(805) 520-5100

March 18, 2004

Norwest Bank Minn., N.A.
11000 Brokenland Parkway
Columbia, MD 21004

ARM: Karen Chapple

OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2003 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administrator

3/18/04
Date

Re: Investor Number 5





Ex-99.3 (b)

Exhibit" A"

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the ten DS of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed. Certified by

/s/ Daua Dillarard

Officer

Senior Vice President
Title

February  27 -2003
EMC


Addendum to Officer's Certificate

The following exceptions were noted regarding notation "0" and "E" of EMC Mortgage Corporation's Officer Certificate and attestation to activities performed during the preceding fiscal year end of November 30, 2003.

All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

When a loss occurs, a Mortgaged Property will be insured by EMC Mortgage Corporation's force place carrier in the event the homeowner's Primary Mortgage Insurance Policy has not been renewed. Currently there are 233 loans serviced by EMC Mortgage Corporation that are in a forced place insurance cycle. EMC Mortgage Corporation has been cooperating with the seller on five of these loans with aforementioned force placed insurance to reinstate the homeowner's Primary Mortgage Insurance Policy.

All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non- payment has been reported to Wells Fargo Bank Minnesota, N.A.;

All taxes on loans serviced by EMC Mortgage Corporation have been paid according to the agreed up policies and procedures of HUD, Fannie Mae, Freddie Mac and Ginnie Mae as well as EMC Mortgage Corporation's own internal policies. EMC Mortgage Corporation is currently researching 50 delinquent tax bills -including such matters as taxes on secondary liens, mobile homes assessed as personal property, newly acquired loans and homeowner association dues.



Two MacArthur Ridge 909 Hidden Ridge Drive, Suite 200 Irving, Texas 75038 Mailing Address: P.O. Box 141358, Irving, Texas 75014-1358

Member Mortgage Bankers MBA Association of America






Ex-99.3 (c)

Annual Statement as to Compliance

We have reviewed the activities and performance of HSBC Mortgage Corporation
(USA) under the Servicing Agreement for the year ended December 31,2003. To the best of my knowledge, based upon such review, the HSBC Mortgage Corporation
(USA) has fulfilled its duties, responsibilities and obligations under the Servicing Agreement.




/s/ Gary P. Zimmermann
Gary P. Zimmermann
Senior Vice President
Mortgage Servicing






Ex-99.3 (d)

SunTrust Mortgage, Inc.
Post Office Box 26149
Richmond, VA 23260-6149
Toll Free 1-800-634-7928
www.suntrustmortgage.com

(logo) SunTrust

WELL FARGO BK MINNESOTA
ATTN: CHARLES NEWELL
9062 OLD ANNAPOLIS ROAD
COLUMBIA, MD 21045-1951
SELLER/SERVICER# 0539

RE: ANNUAL SERVICING CERTIFICATION
In connection with the loans serviced by SunTrust Mortgage, Inc. for WELL FARGO BK MINNESOTA, I, the undersigned officer, hereby certify the following as December 31, 2003:

* All real estate taxes, special assessments and any charges that may become a lien upon the property and which became due in the last calendar year have been paid. This also includes verification of payment with taxing authorities for non-impound accounts.

* For those loans with escrow/impound accounts for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future amounts due.

* All FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and such coverage is in full force and effect.

* All properties are adequately insured against casualty loss and, if applicable, flood loss and we are in possession of the original hazard insurance and flood insurance policies.

* Fidelity Bond coverage and Errors and Omissions coverage combined policy of $150,000,000 is adequate and in place and the applicable premiums have been paid.

* All interest and/or monthly payment adjustments for ARM and GPM loans have been made in accordance with the mortgage terms. Timely and proper notice of such changes was provided to the mortgagors.

* All property inspections have been completed according to the provisions of our Servicing Agreement, if applicable.

* The P&I custodial account and any clearing accounts are maintained in a depository institution the deposits of which are insured by the Bank Insurance Fund. The depository institution meets or exceeds the most recent financial rating requirements set forth by FNMA.

* We have complied with all other provisions of the Servicing Agreement.

* We are in compliance with IRS requirements and all federal, state, and local laws for reporting the receipt of interest, payment of fees, or acquisition of properties.

* To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the preceding year has been conducted in compliance with all other provision of the Servicing Agreement(s)/Purchase and Sale Agreement(s) barring such exceptions as listed. Any exceptions to this certification are listed on an attachment along with explanations concerning their completion. If none are listed, it should be considered that there are no exceptions.

BY: /s/ Annette Holman-Foreman
(signature)
Annette Holman-Foreman. VP
(name and title)

DATE: March 10,2004

310229



Ex-99.3 (e)



Exhibit "A"

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



Certified By:
/s/ Angela Thompson

Assistant Vice President

Title

2/13/04

Date




Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   B-1                               31,418.30             13,407.55                 0.00               3,613,592.45
   B-2                               10,923.21              4,661.41                 0.00               1,256,338.59
   B-3                                8,194.57              3,496.98                 0.00                 942,503.02
   B-4                                2,737.30              1,168.12                 0.00                 314,831.88
   B-5                                4,097.29              1,748.49                 0.00                 471,251.51
   B-6                                4,110.33              1,754.05                 0.00                 472,751.95
   I-A-1                            416,220.86            431,082.64                 0.00              49,568,917.36
   I-A-10                           158,333.33                  0.00                 0.00              19,000,000.00
   I-A-11                             8,333.34                  0.00                 0.00               1,000,000.00
   I-A-2                            295,482.94            338,817.76                 0.00              35,161,182.24

